Form 10-K
period 2007-11-30
Discover Card Execution Note Trust
filed 2008-02-21
CIK 1407200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-141703-02 (issuing entity in respect of the notes)

Commission file number 000-23108 (issuing entity in respect of the Series 2007-CC Collateral Certificate)

Commission file number 033-54804 (depositor and sponsor)

DISCOVER CARD EXECUTION NOTE TRUST

(Exact name of issuing entity in respect of the notes as specified in its charter)

DISCOVER CARD MASTER TRUST I

(Exact name of issuing entity in respect of the Series 2007-CC Collateral Certificate as specified in its charter)

DISCOVER BANK

(Exact name of depositor and sponsor as specified in its charter)

Delaware	51-0020270
(State of Organization)	(I.R.S. Employer Identification No.)

c/o Discover Bank 12 Read’s Way New Castle, Delaware	19720
(Address of principal executive offices)	(Zip Code)

Depositor’s telephone number, including area code: (302) 323-7434

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
None	Not Applicable

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

ii

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 1B.	Unresolved Staff Comments

Not Applicable

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The primary asset of Discover Card Execution Note Trust (the “Note Issuance Trust”) is the Discover Card Master Trust I, Series 2007-CC collateral certificate, which represents an undivided interest in Discover Card Master Trust I (the “Master Trust”), whose assets include Discover Card receivables existing as of specified dates in designated accounts, which have been transferred to the Master Trust by Discover Bank. The investor interest in receivables for the collateral certificate reflects the aggregate nominal liquidation amount of notes issued by the Note Issuance Trust. The Master Trust, therefore, may be considered a significant obligor in relation to the Note Issuance Trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of the Master Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

The pool assets held by the Master Trust do not include any significant obligors.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments

                              (Financial Information).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

Discover Bank is involved, from time to time, in various arbitration and legal proceedings, including litigation, investigations and other proceedings, that arise in the ordinary course of its business. While there can be no assurance about the outcome of these legal proceedings and the consequences are not presently determinable, Discover Bank believes, based on currently available information and after consultation with counsel, that these legal proceedings will not have a material adverse effect on Discover Bank’s financial condition or on the receivables.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9A(T). Controls and Procedures.

Not Applicable.

Item 9B.	Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. This information has been provided previously in a prospectus, dated January 9, 2008, filed by the Note Issuance Trust, pursuant to Rule 424(b)(2) of the Securities Act of 1933, on January 11, 2008.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DFS Services LLC, the Trustee and, for the period commencing January 1, 2007 through November 30, 2007, Discover Products Inc. (“DPI”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Note Issuance Trust’s fiscal year ending November 30, 2007, which Reports on Assessment are attached as exhibits to this Form 10-K. The Report on Assessment of DPI only addresses compliance for the period commencing January 1, 2007, the effective date of DPI’s servicing agreement with Discover Bank, through November 30, 2007. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank, DFS Services LLC, the Trustee and, for the period commencing January 1, 2007 through November 30, 2007, DPI has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank, DFS Services LLC and DPI has provided a Compliance Statement, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K. The Compliance Statement of DPI only addresses compliance for the period commencing January 1, 2007, the effective date of DPI’s servicing agreement with Discover Bank, through November 30, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2	First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3	Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4	Third Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of December 18, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 18, 2007).

4.6	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.7	Trust Agreement between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of July 2, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 2, 2007).

4.8	Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.9	Indenture Supplement between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.10.1	Class C(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.7 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.10.2	Class B(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.8 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.10.3	Class A(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 4, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007).

4.10.4	Class A(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 9, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007).

4.10.5	Class A(2008-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 16, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 16, 2008).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover (incorporated by reference to Exhibit 10.1 of the Master Trust’s Current Report on Form 8-K filed on February 14, 2007).

10.2	Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Master Trust’s Current Report on Form 8-K filed on February 14, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2007.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the eleven months ended November 30, 2007.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2007.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2007.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2007.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the eleven months ended November 30, 2007.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2007.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2007.

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2007.

35.3	Servicer Compliance Statement of Discover Products Inc. for the eleven months ended November 30, 2007.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Execution Note Trust (Registrant)
By: Discover Bank (Depositor)

Dated: February 21, 2008	By:	/s/ Michael F. Rickert
Michael F. Rickert
Vice President, Chief Financial Officer and Treasurer (senior officer of the depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1	Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2	First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3	Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4	Third Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of December 18, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 18, 2007).

4.6	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.7	Trust Agreement between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of July 2, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 2, 2007).

4.8	Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.9	Indenture Supplement between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.10.1	Class C(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.7 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.10.2	Class B(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.8 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.10.3	Class A(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 4, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007).

4.10.4	Class A(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 9, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007).

4.10.5	Class A(2008-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 16, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 16, 2008).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover (incorporated by reference to Exhibit 10.1 of the Master Trust’s Current Report on Form 8-K filed on February 14, 2007).

10.2	Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Master Trust’s Current Report on Form 8-K filed on February 14, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2007.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the eleven months ended November 30, 2007.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2007.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2007.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2007.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the eleven months ended November 30, 2007.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2007.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2007.

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2007.

35.3	Servicer Compliance Statement of Discover Products Inc. for the eleven months ended November 30, 2007.