Form 10-K/A
period 2008-11-30
Discover Card Execution Note Trust
filed 2009-11-24
CIK 1407200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Discover Card Execution Note Trust (the “Registrant”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A solely to cause Exhibit 10.3 (Services Agreement, effective as of September 30, 2008, between DFS Services LLC and BancTec, Inc.) (the “Exhibit”) to be deemed to be removed from the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2009 and Amendment No. 1 to such Annual Report on Form 10-K/A filed with the SEC on June 29, 2009. Upon further review of the issue, the Registrant, its counsel and BancTec, Inc. have determined that the Exhibit does not constitute a material agreement of the Registrant, should not have been filed, and should be deemed to be removed in its entirety. Except as noted herein, the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 remains as originally filed with the SEC on February 19, 2008. This Amendment No. 2 does not reflect any subsequent information or events other than the changes referred to above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)	Exhibit Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2	First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3	Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4	Third Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of December 18, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 18, 2007).

4.6	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.7	Trust Agreement between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of July 2, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 2, 2007).

4.8	Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.9	Indenture Supplement between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.10.1	Class C(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.7 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.10.2	Class B(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.8 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.10.3	Class C(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 31, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 31, 2007).

4.10.4	Class B(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 31, 2007 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 31, 2007).

4.10.5	Class A(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 4, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007).

4.10.6	Class A(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 9, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 10, 2007).

4.10.7	Class A(2008-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 16, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 16, 2008).

4.10.8	Class A(2008-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2008).

4.10.9	Class B(2008-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 31, 2008 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2008).

4.10.10	Class B(2008-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 29, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 29, 2008).

4.10.11	Class C(2008-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 29, 2008 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 29, 2008).

4.10.12	Class A(2008-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 11, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 11, 2008).

4.10.13	Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 31, 2008).

4.10.14	Class A(2008-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2008).

4.10.15	Class A(2008-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 16, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 19, 2008).

4.10.16	Class B(2008-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 29, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 30, 2008).

4.10.17	Class C(2008-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 29, 2008 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 30, 2008).

4.10.18	Class A(2008-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 18, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 19, 2008).

4.10.19	Class B(2008-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.10.20	Class C(2008-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.10.21	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover (incorporated by reference to Exhibit 10.1 of the Master Trust’s Current Report on Form 8-K filed on February 13, 2007).

10.2	Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Master Trust’s Current Report on Form 8-K filed on February 13, 2007).

23.1	Consent of Deloitte & Touche LLP certificate (incorporated by reference to Exhibit 23.1 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

23.2	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.2 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

31.1	Rule 13a?14(a)/15d?14(a) Certification (Section 302 Certification) (incorporated by reference to Exhibit 31.1 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2008 (incorporated by reference to Exhibit 33.1 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2008 (incorporated by reference to Exhibit 33.2 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2008 (incorporated by reference to Exhibit 33.3 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2008 (incorporated by reference to Exhibit 33.4 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2008 (incorporated by reference to Exhibit 34.1 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2008 (incorporated by reference to Exhibit 34.2 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2008 (incorporated by reference to Exhibit 34.3 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2008 (incorporated by reference to Exhibit 34.4 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2008 (incorporated by reference to Exhibit 35.1 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2008 (incorporated by reference to Exhibit 35.2 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

35.3	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2008 (incorporated by reference to Exhibit 35.3 to the Note Issuance Trust’s Annual Report on Form 10-K filed on February 19, 2009).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Execution Note Trust (Registrant) By: Discover Bank (Depositor)

Dated: November 24, 2009	By:	/s/ Michael F. Rickert
Michael F. Rickert
Vice President, Chief Financial Officer and Treasurer (senior officer of the depositor in charge of securitization)