Form 10-K
period 2009-11-30
Discover Card Execution Note Trust
filed 2010-02-26
CIK 1407200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

Depositor’s telephone number, including area code: (302) 323-7315

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

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. This information has been provided previously in a prospectus, dated January 26, 2010, filed by the Trust, pursuant to Rule 424(b)(2) of the Securities Act of 1933, on January 28, 2010.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DFS Services LLC, Discover Products Inc., BancTec, Inc. and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Note Issuance Trust’s fiscal year ending November 30, 2009, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an

“Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank, DFS Services LLC, Discover Products Inc. and BancTec, Inc. has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank, DFS Services LLC, Discover Products Inc. and BancTec, Inc. has provided a statement of compliance (each, a “Compliance Statement”), signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION
4.1	Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2	First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3	Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4	Third Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of December 18, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 18, 2007).

4.6	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K/A filed on September 21, 2009).

4.7	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.8	Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of September 23, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 24, 2009).

4.9	First Amendment to Series Supplement for 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.10	Trust Agreement between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of July 2, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 2, 2007).

4.11	Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.12	Indenture Supplement between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.13	Omnibus Amendment to Indenture Supplement and Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.14.1	Class C(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.7 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.14.2	Class B(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.8 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.14.3	Class C(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 31, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 31, 2007).

4.14.4	Class B(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 31, 2007 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 31, 2007).

4.14.5	Class A(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 4, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007).

4.14.6	Class A(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 9, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 10, 2007).

4.14.7	Class A(2008-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2008).

4.14.8	Class B(2008-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 31, 2008 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2008).

4.14.9	Class A(2008-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 11, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 11, 2008).

4.14.10	Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 31, 2008).

4.14.11	Class A(2008-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2008).

4.14.12	Class A(2008-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 16, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 19, 2008).

4.14.13	Class B(2008-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 29, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 30, 2008).

4.14.14	Class C(2008-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 29, 2008 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 30, 2008).

4.14.15	Class A(2008-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 18, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 19, 2008).

4.14.16	Class B(2008-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.14.17	Class C(2008-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.14.18	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.14.19	Class D(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.14.20	Class A(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 14, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 16, 2009).

4.14.21	Class B(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 1, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 3, 2009).

4.14.22	Class C(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 3, 2009).

4.14.23	Class A(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 11, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 11, 2009).

4.14.24	Class B(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 25, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 27, 2009).

4.14.25	Class C(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 25, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 27, 2009).

4.14.26	Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.14.27	Class A(2010-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 4, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 4, 2010).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover (incorporated by reference to Exhibit 10.1 of the Master Trust’s Current Report on Form 8-K filed on February 13, 2007).

10.2	Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Master Trust’s Current Report on Form 8-K filed on February 13, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2009.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2009.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2009.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2009.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2009.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2009.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2009.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2009.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2009.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2009.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2009.

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2009.

35.3	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2009.

35.4	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2009.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Execution Note Trust
(Registrant)

By: Discover Bank
(Depositor)

Dated: February 25, 2010	By:	/s/ Michael F. Rickert
Michael F. Rickert
Vice President, Chief Financial Officer and Treasurer (senior officer of the depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
4.1	Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Master Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2	First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3	Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Master Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4	Third Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of December 18, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 18, 2007).

4.6	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of July 24, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K/A filed on September 21, 2009).

4.7	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.8	Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of September 23, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 24, 2009).

4.9	First Amendment to Series Supplement for 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.10	Trust Agreement between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of July 2, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 2, 2007).

4.11	Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.12	Indenture Supplement between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.13	Omnibus Amendment to Indenture Supplement and Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.14.1	Class C(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.7 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.14.2	Class B(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.8 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.14.3	Class C(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 31, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 31, 2007).

4.14.4	Class B(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 31, 2007 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 31, 2007).

4.14.5	Class A(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 4, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007).

4.14.6	Class A(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 9, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 10, 2007).

4.14.7	Class A(2008-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2008).

4.14.8	Class B(2008-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 31, 2008 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2008).

4.14.9	Class A(2008-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 11, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 11, 2008).

4.14.10	Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 31, 2008).

4.14.11	Class A(2008-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2008).

4.14.12	Class A(2008-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 16, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 19, 2008).

4.14.13	Class B(2008-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 29, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 30, 2008).

4.14.14	Class C(2008-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 29, 2008 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 30, 2008).

4.14.15	Class A(2008-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 18, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 19, 2008).

4.14.16	Class B(2008-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.14.17	Class C(2008-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.14.18	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.14.19	Class D(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.14.20	Class A(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 14, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 16, 2009).

4.14.21	Class B(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 1, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 3, 2009).

4.14.22	Class C(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 3, 2009).

4.14.23	Class A(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 11, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 11, 2009).

4.14.24	Class B(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 25, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 27, 2009).

4.14.25	Class C(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 25, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 27, 2009).

4.14.26	Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.14.27	Class A(2010-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 4, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 4, 2010).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover (incorporated by reference to Exhibit 10.1 of the Master Trust’s Current Report on Form 8-K filed on February 13, 2007).

10.2	Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Master Trust’s Current Report on Form 8-K filed on February 13, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2009.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2009.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2009.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2009.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2009.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2009.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2009.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2009.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2009.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2009.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2009.

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2009.

35.3	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2009.

35.4	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2009.