Form 10-K
period 2010-11-30
Discover Card Execution Note Trust
filed 2011-02-17
CIK 1407200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. [Removed and Reserved.]

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The primary asset of Discover Card Execution Note Trust (the “Note Issuance Trust”) is the Discover Card Master Trust I, Series 2007-CC collateral certificate, which represents an undivided interest in Discover Card Master Trust I (the “Master Trust”), whose assets include Discover Card receivables existing as of specified dates in designated accounts, which receivables have been transferred to the Master Trust by Discover Bank. The investor interest in receivables for the collateral certificate reflects the aggregate nominal liquidation amount of notes issued by the Note Issuance Trust. The Master Trust, therefore, may be considered a significant obligor in relation to the Note Issuance Trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of the Master Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

The pool assets held by the Master Trust do not include any significant obligors.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers) (Financial Information).

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

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Discover Bank, which acts as seller/depositor for the Master Trust, depositor and beneficiary for the Note Issuance Trust and the sponsor of their securitizations, is a wholly owned subsidiary of Discover Financial Services. Discover Financial Services acquired Discover Bank in January 1985. Discover Bank and the trustee for the Master Trust formed the Master Trust in October 1993. Discover Bank originates and has transferred to the Master Trust, since its formation, the credit card receivables generated under certain designated Discover card accounts. Discover Bank and the owner trustee formed the Note Issuance Trust on July 2, 2007. Discover Bank transferred an undivided interest in the receivables and other assets of the Master Trust, represented by the collateral certificate, to the Note Issuance Trust to support the issuance of notes on July 26, 2007.

Discover Bank acts as master servicer for the Master Trust and is currently the only servicer under the Pooling and Servicing Agreement with respect to the receivables. Discover Bank has outsourced certain servicing functions to the following affiliates: DB Servicing Corporation (“DBSC”), Discover Products Inc. (“DPI”) and through December 31, 2010, DFS Services LLC (“DFS”). DBSC has contracted with BancTec, Inc., a third party service provider, for certain check processing and related services. DFS contracted with BancTec, Inc. for similar services through December 31, 2010. However, Discover Bank is ultimately responsible for the overall servicing function. DBSC and DPI are held directly by Discover Bank. Discover Bank also acts as calculation agent for the Note Issuance Trust, which is part of the servicing function.

DRFC Funding LLC (“DRFC”) is an indirect subsidiary of Discover Bank. DRFC is a special purpose entity whose purpose is to provide credit enhancement for the benefit of certificateholders of previously issued series of Master Trust certificates. DRFC will not provide credit enhancement for the collateral certificate or the notes unless otherwise specified in the applicable prospectus supplement.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DFS, DPI, BancTec, Inc. and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Note Issuance Trust’s fiscal year ending November 30, 2010, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank, DFS, DPI and BancTec, Inc. has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank, DFS, DPI and BancTec, Inc. has provided a statement of compliance (each, a “Compliance Statement”), signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15(b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.2.1	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.2.2	Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of September 23, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 24, 2009).

4.2.3	First Amendment to Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.2.4	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.3.1	Trust Agreement between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of July 2, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 2, 2007).

4.3.2	First Amendment to Trust Agreement, between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.4.1	Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.4.2	First Amendment to Indenture, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.5	Amended and Restated Indenture Supplement for the DiscoverSeries Notes, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.6.1	Class B(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.8 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.6.2	Class A(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 4, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007).

4.6.3	Class A(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 9, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance

Trust’s Current Report on Form 8-K filed on October 10, 2007).

4.6.4	Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 31, 2008).

4.6.5	Class A(2008-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2008).

4.6.6	Class A(2008-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 18, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 19, 2008).

4.6.7	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.6.8	Omnibus Amendment to Indenture Supplement and Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.6.9	Class D(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.6.10	Class A(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 14, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 16, 2009).

4.6.11	Class B(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 1, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 3, 2009).

4.6.12	Class C(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 3, 2009).

4.6.13	Class A(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 11, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 11, 2009).

4.6.14	Class B(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 25, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance

Trust’s Current Report on Form 8-K filed on November 27, 2009).

4.6.15	Class C(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 25, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 27, 2009).

4.6.16	Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.6.17	Class A(2010-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 4, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 4, 2010).

4.6.18	Class A(2010-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 25, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 29, 2010).

4.6.19	Class A(2010-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 20, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 20, 2010).

4.6.20	Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 27, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 27, 2010).

4.6.21	Third Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.6.22	Class B(2010-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 29, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 30, 2010).

4.6.23	Class C(2010-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 29, 2010 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 30, 2010).

4.6.24	Class A(2010-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 20, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 17, 2010).

4.6.25	Class A(2010-D) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 23, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 23, 2010).

4.6.26	Class A(2010-E) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 21, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 22, 2010).

4.6.27	Class A(2011-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2011).

4.6.28	Class A(2011-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 11, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 15, 2011).

10.1	Services Agreement between DB Servicing Corporation and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Note Issuance Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.2	Services Agreement by and between Discover Products Inc. and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Note Issuance Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.3	Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank National Association, as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2010.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DFS Services LLC for the year ended November 30, 2010.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2010.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2010.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2010.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2010.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of DFS Services LLC for the year ended November 30, 2010.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2010.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2010.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2010.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2010.

35.2	Servicer Compliance Statement of DFS Services LLC for the year ended November 30, 2010.

35.3	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2010.

35.4	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2010.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Execution Note Trust (Registrant) By: Discover Bank (Depositor)

Dated: February 17, 2011	By:	/s/ Michael F. Rickert
Michael F. Rickert Vice President, Chief Financial Officer and Treasurer (senior officer of the depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.2.1	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.2.2	Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of September 23, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 24, 2009).

4.2.3	First Amendment to Series Supplement for Series 2009-SD between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.2.4	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.3.1	Trust Agreement between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of July 2, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 2, 2007).

4.3.2	First Amendment to Trust Agreement, between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.4.1	Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.4.2	First Amendment to Indenture, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.5	Amended and Restated Indenture Supplement for the DiscoverSeries Notes, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.6.1	Class B(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.8 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.6.2	Class A(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 4, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007).

4.6.3	Class A(2007-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 9, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 10, 2007).

4.6.4	Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 31, 2008).

4.6.5	Class A(2008-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2008).

4.6.6	Class A(2008-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 18, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 19, 2008).

4.6.7	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.6.8	Omnibus Amendment to Indenture Supplement and Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.6.9	Class D(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.6.10	Class A(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 14, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 16, 2009).

4.6.11	Class B(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of

September 1, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 3, 2009).

4.6.12	Class C(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 3, 2009).

4.6.13	Class A(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 11, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 11, 2009).

4.6.14	Class B(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 25, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 27, 2009).

4.6.15	Class C(2009-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 25, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 27, 2009).

4.6.16	Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.6.17	Class A(2010-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 4, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 4, 2010).

4.6.18	Class A(2010-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 25, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 29, 2010).

4.6.19	Class A(2010-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 20, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 20, 2010).

4.6.20	Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 27, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 27, 2010).

4.6.21	Third Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.6.22	Class B(2010-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 29, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance

Trust’s Current Report on Form 8-K filed on July 30, 2010).

4.6.23	Class C(2010-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 29, 2010 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 30, 2010).

4.6.24	Class A(2010-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 20, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 17, 2010).

4.6.25	Class A(2010-D) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 23, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 23, 2010).

4.6.26	Class A(2010-E) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 21, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 22, 2010).

4.6.27	Class A(2011-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2011).

4.6.28	Class A(2011-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 11, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 15, 2011).

10.1	Services Agreement between DB Servicing Corporation and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Note Issuance Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.2	Services Agreement by and between Discover Products Inc. and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Note Issuance Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.3	Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank National Association, as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2010.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DFS Services LLC for the year ended November 30, 2010.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2010.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2010.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2010.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2010.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of DFS Services LLC for the year ended November 30, 2010.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2010.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2010.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2010.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2010.

35.2	Servicer Compliance Statement of DFS Services LLC for the year ended November 30, 2010.

35.3	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2010.

35.4	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2010.