Form 10-K
period 2012-11-30
Discover Card Execution Note Trust
filed 2013-02-21
CIK 1407200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

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

Item 4. Mine Safety Disclosures.

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

Discover Bank has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and our exposure to, litigation, but there can be no assurance that Discover Bank will continue to be successful in enforcing the arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause Discover Bank to discontinue their use. In addition, bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the Dodd-Frank Act authorized the CFPB to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban pre-dispute arbitration clauses. Further, Discover Bank and/or one or more of its affiliates are involved in pending legal actions challenging the arbitration clause.

Discover Bank and its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, including, among other matters, accounting, tax and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings or other relief, which could materially impact Discover Bank’s financial results, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. Litigation and regulatory actions could also adversely affect Discover Bank’s reputation.

On August 16, 2011, the Attorney General of West Virginia filed a lawsuit against Discover in the Circuit Court of Mason County, West Virginia (West Virginia v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to Discover’s marketing and administration of various fee based products under West Virginia law. The relief sought in the lawsuit includes an injunction prohibiting Discover from engaging in the alleged violations, restitution and disgorgement of monies received from the complained of practices, civil penalties and costs. Discover will seek to vigorously defend all claims asserted against it in this matter.

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

On March 6, 2012, a class action lawsuit was filed against Discover Financial Services by a Discover Bank cardmember in the U.S. District Court for the Northern District of California (Andrew Steinfeld v. Discover Financial Services, DFS Services LLC and Discover Bank). The plaintiff alleges that Discover contacted him, and members of the class he seeks to represent, on their cellular telephones without their express consent in violation of the TCPA. Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations).

On April 12, 2012, the Attorney General of Hawaii filed a lawsuit against Discover in the Circuit Court of the First Circuit, Hawaii (Hawaii v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to Discover’s marketing and administration of various fee based products under Hawaii law. The relief sought in the lawsuit includes an injunction prohibiting Discover from engaging in the alleged violations, restitution and disgorgement of monies received from the complained of practices, civil penalties and costs. Discover will seek to vigorously defend all claims asserted against it.

On June 28, 2012, the Attorney General of Mississippi filed a lawsuit against Discover in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Mississippi v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to Discover’s marketing and administration of various fee based products under Mississippi law. The relief sought in the lawsuit includes an injunction prohibiting Discover from engaging in the alleged violations, restitution and disgorgement of monies received from the complained-of practices, civil penalties and costs. Discover will seek to vigorously defend all claims asserted against it.

On September 24, 2012, Discover Bank entered into a consent order with the FDIC and the CFPB for resolution of the agencies’ joint investigation with respect to the marketing of Discover Bank’s protection products. The order requires Discover Bank to provide refunds of approximately $200 million to eligible customers who purchased certain protection products between December 1, 2007 and August 31, 2011. In addition, Discover Bank agreed to pay a $14 million civil monetary penalty to the agencies. Discover Bank also agreed to make further enhancements to its quality control and other processes related to the marketing, sale and administration of its protection products. Discover Bank agreed to enter into the consent order for the purpose of resolving this matter and, in doing so, did not admit or deny the findings of fact, conclusions of law, or any violations of law or regulation, set forth in the order.

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

Discover Bank acts as master servicer for the Master Trust and is currently the only servicer under the Pooling and Servicing Agreement with respect to the receivables. Discover Bank has outsourced certain servicing functions to the following affiliates: DB Servicing Corporation (“DBSC”) and Discover Products Inc. (“DPI”). DBSC has contracted with BancTec, Inc., a third party service provider, for certain check processing and related services. However, Discover Bank is ultimately responsible for the overall servicing function. DBSC and DPI are held directly by Discover Bank. Discover Bank also acts as calculation agent for the Note Issuance Trust, which is part of the servicing function.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DPI, DBSC, BancTec, Inc. and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Note Issuance Trust’s fiscal year ending November 30, 2012, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank, DPI, DBSC and BancTec, Inc. has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank, DPI, DBSC and BancTec, Inc. has provided a statement of compliance (each, a “Compliance Statement”) with respect to the servicing activities conducted during the Note Issuance Trust’s fiscal year ending November 30, 2012, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15(b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION
4.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.2	First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 18, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 19, 2011).

4.3.1	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.3.2	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.4.1	Trust Agreement between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of July 2, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 2, 2007).

4.4.2	First Amendment to Trust Agreement, between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.5.1	Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5.2	First Amendment to Indenture, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.6	Amended and Restated Indenture Supplement for the DiscoverSeries Notes, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.7.1	Class B(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.8 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.7.2	Class A(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 4, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007).

4.7.3	Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of

March 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 31, 2008).

4.7.4	Class A(2008-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 18, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 19, 2008).

4.7.5	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.7.6	Omnibus Amendment to Indenture Supplement and Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.7.7	Class D(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.7.8	Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.7.9	Class A(2010-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 4, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 4, 2010).

4.7.10	Class A(2010-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 20, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 20, 2010).

4.7.11	Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 27, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 27, 2010).

4.7.12	Third Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.7.13	Class A(2010-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 20, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 17, 2010).

4.7.14	Class A(2010-D) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of

November 23, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 23, 2010).

4.7.15	Class A(2010-E) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 21, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 22, 2010).

4.7.16	Class A(2011-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2011).

4.7.17	Class A(2011-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 11, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 15, 2011).

4.7.18	Class B(2011-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 25, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 1, 2011).

4.7.19	Class C(2011-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 25, 2011 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 1, 2011).

4.7.20	Class A(2011-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 8, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 7, 2011).

4.7.21	Class A(2011-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 13, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 13, 2011).

4.7.22	Class A(2011-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 7, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 6, 2011).

4.7.23	Class B(2011-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 31, 2011).

4.7.24	Class C(2011-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2011 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 31, 2011).

4.7.25	Class A(2011-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 20, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance

Trust’s Current Report on Form 8-K filed on September 19, 2011).

4.7.26	Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 15, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 15, 2011).

4.7.27	Class A(2011-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 22, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 21, 2011).

4.7.28	Class B(2011-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 29, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 29, 2011).

4.7.29	Class C(2011-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 29, 2011 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 29, 2011).

4.7.30	Class A(2012-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 8, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 8, 2012).

4.7.31	Class B(2012-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 28, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 28, 2012).

4.7.32	Class C(2012-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 28, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 28, 2012).

4.7.33	Amended and Restated Class A(2010-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 20, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 23, 2012).

4.7.34	Class A(2012-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 29, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 29, 2012).

4.7.35	Class A(2012-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 16, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 13, 2012).

4.7.36	Second Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture

Trustee, dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2012).

4.7.37	Class B(2012-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 30, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 31, 2012).

4.7.38	Class C(2012-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 30, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 31, 2012).

4.7.39	Class A(2012-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 13, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 12, 2012).

4.7.40	Class A(2012-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 13, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 12, 2012).

4.7.41	Class A(2012-5) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 7, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 6, 2012).

4.7.42	Class A(2012-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 7, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 6, 2012).

4.7.43	Class B(2012-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 19, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 16, 2012).

4.7.44	Class C(2012-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 19, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 19, 2012).

4.7.45	Class A(2013-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 13, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 12, 2013).

4.7.46	Class A(2013-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 13, 2013 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 12, 2013).

10.1	Services Agreement between DB Servicing Corporation and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Note Issuance Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.2	Services Agreement by and between Discover Products Inc. and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Note Issuance Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.3	Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank National Association, as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2012.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2012.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DB Servicing Corporation for the year ended November 30, 2012.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2012.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2012.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2012.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2012.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of DB Servicing Corporation for the year ended November 30, 2012.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2012.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2012.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2012.

35.2	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2012.

35.3	Servicer Compliance Statement of DB Servicing Corporation for the year ended November 30, 2012.

35.4	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2012.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Execution Note Trust (Registrant) By: Discover Bank (Depositor)

Dated: February 21, 2013	By:	/s/ Michael F. Rickert
Michael F. Rickert Vice President, Chief Financial Officer and Assistant Treasurer (senior officer of the depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
4.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.2	First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 18, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 19, 2011).

4.3.1	Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of July 26, 2007, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.3.2	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.4.1	Trust Agreement between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of July 2, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 2, 2007).

4.4.2	First Amendment to Trust Agreement, between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.5.1	Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.5.2	First Amendment to Indenture, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.6	Amended and Restated Indenture Supplement for the DiscoverSeries Notes, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.7.1	Class B(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.8 to the Note Issuance

Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.7.2	Class A(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 4, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007).

4.7.3	Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 31, 2008).

4.7.4	Class A(2008-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 18, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 19, 2008).

4.7.5	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.7.6	Omnibus Amendment to Indenture Supplement and Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.7.7	Class D(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.7.8	Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.7.9	Class A(2010-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 4, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 4, 2010).

4.7.10	Class A(2010-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 20, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 20, 2010).

4.7.11	Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 27, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 27, 2010).

4.7.12	Third Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to the

Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.7.13	Class A(2010-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 20, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 17, 2010).

4.7.14	Class A(2010-D) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 23, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 23, 2010).

4.7.15	Class A(2010-E) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 21, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 22, 2010).

4.7.16	Class A(2011-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2011).

4.7.17	Class A(2011-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 11, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 15, 2011).

4.7.18	Class B(2011-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 25, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 1, 2011).

4.7.19	Class C(2011-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 25, 2011 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 1, 2011).

4.7.20	Class A(2011-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 8, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 7, 2011).

4.7.21	Class A(2011-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 13, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 13, 2011).

4.7.22	Class A(2011-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 7, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 6, 2011).

4.7.23	Class B(2011-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 31, 2011).

4.7.24	Class C(2011-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2011 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 31, 2011).

4.7.25	Class A(2011-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 20, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 19, 2011).

4.7.26	Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 15, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 15, 2011).

4.7.27	Class A(2011-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 22, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 21, 2011).

4.7.28	Class B(2011-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 29, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 29, 2011).

4.7.29	Class C(2011-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 29, 2011 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 29, 2011).

4.7.30	Class A(2012-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 8, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 8, 2012).

4.7.31	Class B(2012-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 28, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 28, 2012).

4.7.32	Class C(2012-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 28, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 28, 2012).

4.7.33	Amended and Restated Class A(2010-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 20, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 23, 2012).

4.7.34	Class A(2012-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 29, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance

Trust’s Current Report on Form 8-K filed on March 29, 2012).

4.7.35	Class A(2012-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 16, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 13, 2012).

4.7.36	Second Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2012).

4.7.37	Class B(2012-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 30, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 31, 2012).

4.7.38	Class C(2012-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 30, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 31, 2012).

4.7.39	Class A(2012-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 13, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 12, 2012).

4.7.40	Class A(2012-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 13, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 12, 2012).

4.7.41	Class A(2012-5) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 7, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 6, 2012).

4.7.42	Class A(2012-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 7, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 6, 2012).

4.7.43	Class B(2012-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 19, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 16, 2012).

4.7.44	Class C(2012-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 19, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 19, 2012).

4.7.45	Class A(2013-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 13, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 12, 2013).

4.7.46	Class A(2013-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 13, 2013 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 12, 2013).

10.1	Services Agreement between DB Servicing Corporation and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Note Issuance Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.2	Services Agreement by and between Discover Products Inc. and Discover Bank, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Note Issuance Trust’s Current Report on Form 8-K filed on January 6, 2011).

10.3	Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank National Association, as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

23.3	Consent of Grant Thornton LLP.

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2012.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended November 30, 2012.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of DB Servicing Corporation for the year ended November 30, 2012.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended November 30, 2012.

33.5	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2012.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2012.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended November 30, 2012.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of DB Servicing Corporation for the year ended November 30, 2012.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended November 30, 2012.

34.5	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended November 30, 2012.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2012.

35.2	Servicer Compliance Statement of Discover Products Inc. for the year ended November 30, 2012.

35.3	Servicer Compliance Statement of DB Servicing Corporation for the year ended November 30, 2012.

35.4	Servicer Compliance Statement of BancTec, Inc. for the year ended November 30, 2012.