Form 10-K
period 2015-12-31
Discover Card Execution Note Trust; DISCOVER CARD MASTER TRUST I; Discover Funding LLC
filed 2016-03-23
CIK 1407200, 894329, 1645731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

DISCOVER CARD EXECUTION NOTE TRUST

(Exact name of issuing entity in respect of the notes as specified in its charter)

Commission File Numbers of issuing entity in respect of the notes:

333-141703-02, 333-167413, 333-191359, 333-205455-01

Central Index Key Number of issuing entity in respect of the notes: 0001407200

DISCOVER CARD MASTER TRUST I

(Exact name of issuing entity in respect of the Series 2007-CC Collateral Certificate as specified in its charter)

Commission File Numbers of issuing entity in respect of the Series 2007-CC Collateral Certificate:

000-23108, 333-141703, 333-167413-02, 333-191359-02, 333-205455-02

Central Index Key Number of issuing entity in respect of the Series 2007-CC Collateral Certificate:

0000894329

DISCOVER BANK

(Exact name of sponsor as specified in its charter)

Commission File Numbers of sponsor:

033-54804, 333-141703-01, 333-167413-01, 333-191359-01

Central Index Key Number of sponsor: 0000894327

DISCOVER FUNDING LLC

(Exact name of depositor as specified in its charter)

Commission File Number of depositor:

333-205455

Central Index Key Number of depositor: 0001645731

Delaware	51-0020270
(State of organization)	(I.R.S. Employer Identification No. of the sponsor)

47-4047337
(I.R.S. Employer Identification No. of the depositor)

12 Read’s Way New Castle, Delaware	19720
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. (Check one):

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The primary asset of Discover Card Execution Note Trust (the “Note Issuance Trust”) is the Discover Card Master Trust I, Series 2007-CC collateral certificate, which represents an undivided interest in Discover Card Master Trust I (the “Master Trust”), whose assets include Discover Card receivables existing as of specified dates in designated accounts, which receivables have been transferred to the Master Trust by Discover Bank and Discover Funding LLC, as applicable. The investor interest in receivables for the collateral certificate reflects the aggregate nominal liquidation amount of notes issued by the Note Issuance Trust. The Master Trust, therefore, may be considered a significant obligor in relation to the Note Issuance Trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of the Master Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

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

Item 1117 of Regulation AB. Legal Proceedings.

Discover Bank

In the normal course of business, from time to time, Discover Bank and/or one or more of its affiliates have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Discover Bank contests liability and/or the amount of damages as appropriate in each pending matter.

Discover Bank has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and our exposure to, litigation, but there can be no assurance that Discover Bank will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause Discover Bank to discontinue their use. Discover Bank and/or one or more of its affiliates is involved in pending legal actions challenging its arbitration clause. Bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the Dodd-Frank Act authorized the CFPB to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. On March 10, 2015, the CFPB released its report to Congress on pre-dispute arbitration as required by the Dodd-Frank Act. On October 7, 2015, the CFPB announced that it was considering proposing rules on arbitration agreements that would (i) effectively ban consumer financial companies from using arbitration clauses to prevent class action cases and (ii) require records of all other arbitrations to be provided to the CFPB for potential publication on its website. The timing and provisions of any final rule are uncertain at this time.

Discover Bank and its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental regulatory and enforcement agencies regarding our business, including, among other matters, accounting, tax and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings or other relief, which could materially impact Discover Bank’s financial results, increase its cost of operations, require a change in business activities and product offerings or limit its ability to execute its business strategies and engage in certain business activities. As described below, the CFPB recently concluded an investigation into certain student loan practices of Discover Bank. Litigation and regulatory actions could also adversely affect Discover Bank’s reputation.

On June 13, 2014, Discover Bank entered into a Consent Order with the FDIC to resolve previously disclosed matters related to the FDIC’s examination of Discover Bank’s anti-money laundering and related compliance programs. In the Consent Order, Discover Bank agreed to, among other things, enhance its anti-money laundering and related compliance programs. The order does not include civil money penalties but does cause Discover Bank to incur significant expenses. The Federal Reserve notified Discover Financial Services in 2014 of its intention to enter into a supervisory action to require enhancements to the Company’s enterprise-wide anti-money laundering and related compliance programs.

On July 22, 2015, Discover Bank, The Student Loan Corporation and Discover Products Inc. (“DPI”) agreed to a consent order with the CFPB resolving the CFPB’s investigation into certain student loan servicing practices. The consent order requires Discover Bank, The Student Loan Corporation and DPI to provide redress of approximately $16 million to consumers who may have been affected by the activities described in the consent order related to certain collection calls, overstatements of minimum payment due amounts in billing statements and provision of interest paid information to consumers, and provide regulatory disclosures with respect to loans acquired in default. In addition, Discover Bank, The Student Loan Corporation and DPI are required to pay a $2.5 million civil money penalty to the CFPB. As required by the consent order, on October 19, 2015, Discover Bank, the Student Loan Corporation and DPI submitted to the CFPB a redress plan and a compliance plan designed to ensure that they provide redress and otherwise comply with the terms of the order.

U.S. Bank National Association

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank does not provide any assurances as to the outcome of any of the litigation, or the possible impact of these litigations on U.S. Bank or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Other than as set forth above, there are no legal proceedings pending or known to be contemplated by authorities against any of U.S. Bank National Association, as indenture trustee, Wilmington Trust Company, as owner trustee, Discover Bank, as sponsor and servicer, Discover Card Master Trust I, as issuing entity of the collateral certificate, Discover Card Execution Note Trust, as issuing entity of the notes, Discover Funding LLC, as depositor, or any sub-servicer, or of which any property of the foregoing is subject, that are material to holders of the notes.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Discover Bank, which, prior to January 1, 2016, acted as seller/depositor for the Master Trust, depositor and beneficiary for the Note Issuance Trust and, at all times, acts as the sponsor of their securitizations, is a wholly owned subsidiary of Discover Financial Services. Discover Funding LLC was established on May 18, 2015 as a wholly-owned subsidiary of Discover Bank and, on and after January 1, 2016, acts as depositor and beneficiary for the Note Issuance Trust and as holder of the residual transferor interest of the Master Trust. Discover Financial Services acquired Discover Bank in January 1985. Discover Bank and the trustee for the Master Trust formed the Master Trust in October 1993. Discover Bank originates and prior to January 1, 2016, has transferred to the Master Trust, since its formation, the credit card receivables generated under certain designated Discover card accounts. On and after January 1, 2016, Discover Bank transfers such credit card receivables to Discover Funding LLC for further transfer to the Master Trust. Discover Bank and the owner trustee formed the Note Issuance Trust on July 2, 2007. Discover Bank transferred an undivided interest in the receivables and other assets of the Master Trust, represented by the collateral certificate, to the Note Issuance Trust to support the issuance of notes on July 26, 2007.

Discover Bank acts as master servicer for the Master Trust and is currently the only servicer under the Pooling and Servicing Agreement with respect to the receivables. During the reporting period, Discover Bank outsourced certain servicing functions to its affiliate, DPI. DPI contracted with BancTec, Inc., a third-party service provider, for certain check processing and related services. However, Discover Bank is ultimately responsible for the overall servicing function. Discover Bank also acts as calculation agent for the Note Issuance Trust, which is part of the servicing function.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DPI, BancTec, Inc. and U.S. Bank National Association (each, a “Servicing Participant”) has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank, DPI, BancTec, Inc. and U.S. Bank National Association has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the year ended December 31, 2015, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of Discover Bank, DPI, BancTec, Inc. and U.S. Bank National Association has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank and DPI has been identified as a servicer during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank and DPI has provided a statement of compliance (each, a “Compliance Statement”) with respect to the servicing activities conducted during the Note Issuance Trust’s year ended December 31, 2015, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2016

Discover Funding LLC
(as Depositor for Discover Card Master Trust I and Discover Card Execution Note Trust and as registrant under Commission File Number 333-205455)

	By:	/s/ Michael F. Rickert
	Name:	Michael F. Rickert
	Title:	Vice President, Chief Financial Officer and Treasurer
(senior officer in charge of securitization)

Discover Bank
(as registrant under Commission File Numbers 333-141703-01, 333-167413-01 and 333-191359-01)

	By:	/s/ Michael F. Rickert
	Name:	Michael F. Rickert
	Title:	Vice President, Chief Financial Officer and Assistant Treasurer
(senior officer in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

1.1	Form of Underwriting Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and underwriters (incorporated by reference to Exhibit 1.1 of the Note Issuance Trust’s Current Report on Form 8-K filed October 1, 2015).

3.1	Limited Liability Company Agreement of Discover Funding LLC, dated as of May 18, 2015 (incorporated by reference to Exhibit 3.1 of Discover Funding LLC’s Form SF-3 filed on July 2, 2015).

4.1	Receivables Sale and Contribution Agreement, between Discover Bank and Discover Funding LLC, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.2	Third Amended and Restated Pooling and Servicing Agreement, among Discover Bank as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.1	Amended and Restated Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.2	Collateral Certificate Transfer Agreement between Discover Bank, as Depositor, and Discover Card Execution Note Trust dated as of July 26, 2007 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

4.4	Amended and Restated Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.5	Second Amended and Restated Indenture Supplement between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.6	Amended and Restated Trust Agreement between Wilmington Trust Company, as Owner Trustee, and Discover Funding LLC, as Beneficiary (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.7.1	Class A(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 4, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.2	Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 31, 2008 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.3	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.4	Omnibus Amendment to Indenture Supplement and Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.5	Class D(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.6	Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.7	Class A(2010-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 20, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 20, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.8	Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 27, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 27, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.9	Third Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.10	Class A(2010-D) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 23, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 23, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.11	Class A(2010-E) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 21, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 22, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.12	Class A(2011-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2011 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.13	Class A(2011-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 11, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 15, 2011 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.14	Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 15, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 15, 2011).

4.7.15	Class A(2011-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 22, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 21, 2011).

4.7.16	Class A(2012-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 29, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 29, 2012).

4.7.17	Second Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2012).

4.7.18	Class A(2012-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 13, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 12, 2012).

4.7.19	Class A(2012-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 7, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 6, 2012).

4.7.20	Class A(2013-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 13, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 12, 2013).

4.7.21	Class A(2013-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 7, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 6, 2013).

4.7.22	Class A(2013-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 23, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 22, 2013).

4.7.23	Third Amendment to Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 30, 2013).

4.7.24	Class C(2013-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2013 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 27, 2013).

4.7.25	Class A(2013-5) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 29, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 28, 2013).

4.7.26	Class A(2013-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 29, 2013 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 28, 2013).

4.7.27	Class A(2014-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 27, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 24, 2014).

4.7.28	Class A(2014-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 11, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 10, 2014).

4.7.29	Class B(2014-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2014).

4.7.30	Class C(2014-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2014 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2014).

4.7.31	Class A(2014-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 5, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 2, 2014).

4.7.32	Class A(2014-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 5, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 4, 2014).

4.7.33	Class A(2014-5) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 16, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 16, 2014).

4.7.34	Class B(2014-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 9, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 9, 2014).

4.7.35	Class C(2014-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 9, 2014 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 9, 2014).

4.7.36	Class A(2015-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 26, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 27, 2015).

4.7.37	Class A(2015-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 29, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 29, 2015).

4.7.38	Class A(2015-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 19, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 22, 2015).

4.7.39	Class B(2015-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 14, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 14, 2015).

4.7.40	Class A(2015-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 7, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 7, 2015).

4.7.41	Class B(2015-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 15, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 15, 2015).

4.7.42	Class C(2015-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 15, 2015 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 15, 2015).

4.7.43	Class A(2015-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 5, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 6, 2015).

4.7.44	Class A(2016-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 29, 2016).

4.7.45	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 24, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 24, 2016).

10.1	Amended and Restated Master Services Agreement between Discover Financial Services, Discover Bank, DB Servicing Corporation, Discover Products Inc. and other affiliated entities party thereto, dated as of July 15, 2015 (incorporated by reference to Exhibit 99.1 of the Note Issuance Trust’s Current Report on Form 8-K filed on August 25, 2015).

10.1(a)	Third Amended and Restated Services Addendum, between Discover Products Inc. and Discover Bank, dated as of January 1, 2015 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 7, 2015).[1]

10.2	Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank National Association, as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

10.3	Asset Representations Review Agreement among Discover Bank, Discover Card Execution Note Trust and FTI Consulting, Inc., dated as of January 7, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 7, 2016).

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification) from Discover Funding LLC and Discover Bank.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended December 31, 2015.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended December 31, 2015.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended December 31, 2015.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2015.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended December 31, 2015.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended December 31, 2015.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended December 31, 2015.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2015.

[1]	Confidential treatment granted for portions of this Exhibit.

35.1	Servicer Compliance Statement of Discover Bank for the year ended December 31, 2015.

35.2	Servicer Compliance Statement of Discover Products Inc. for the year ended December 31, 2015.