Form 10-K
period 2016-12-31
Discover Card Execution Note Trust; DISCOVER CARD MASTER TRUST I; Discover Funding LLC
filed 2017-03-22
CIK 1407200, 894329, 1645731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Discover Bank has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and our exposure to, litigation, but there can be no assurance that Discover Bank will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause Discover Bank to discontinue their use. Discover Bank and/or one or more of its affiliates is involved in pending legal actions challenging its arbitration clause. Bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the Dodd-Frank Act authorized the CFPB to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. On March 10, 2015, the CFPB released its report to Congress on pre-dispute arbitration as required by the Dodd-Frank Act. On October 7, 2015, the CFPB announced that it was considering proposing rules on arbitration agreements that would (i) effectively ban consumer financial companies from using arbitration clauses to prevent class action cases and (ii) require records of all other arbitrations to be provided to the CFPB for potential publication on its website. On May 5, 2016, the CFPB issued a notice of proposed rulemaking that, amongst other things, would prohibit the use of class action waivers in pre-dispute arbitration clauses in connection with a broad range of consumer financial products and services, including credit cards. The timing and provisions of any final rule are uncertain at this time.

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

On June 13, 2014, Discover Bank entered into a Consent Order with the FDIC to resolve previously disclosed matters related to the FDIC’s examination of Discover Bank’s anti-money laundering and related compliance programs. In the Consent Order, Discover Bank agreed to, among other things, enhance its anti-money laundering and related compliance programs. The order does not include civil money penalties but does cause Discover Bank to incur significant expenses. In May 2015, the Federal Reserve and Discover Financial Services entered into a supervisory action requiring enhancements to the Company’s enterprise-wide anti-money laundering and related compliance programs.

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

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on U.S. Bank or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Discover Bank, which acts as the sponsor of its securitizations, is a wholly owned subsidiary of Discover Financial Services. Discover Funding LLC, which is a wholly owned subsidiary of Discover Bank, acts as depositor and beneficiary for the Note Issuance Trust and as holder of the residual transferor interest of the Master Trust. Discover Financial Services acquired Discover Bank in January 1985. Discover Bank and the trustee for the Master Trust formed the Master Trust in October 1993. Discover Bank originates the credit card receivables generated under certain designated Discover card accounts and transfers such credit card receivables to Discover Funding LLC for further transfer to the Master Trust. Discover Bank and the owner trustee formed the Note Issuance Trust on July 2, 2007. Discover Bank transferred an undivided interest in the receivables and other assets of the Master Trust, represented by the collateral certificate, to the Note Issuance Trust to support the issuance of notes on July 26, 2007.

Discover Bank acts as master servicer for the Master Trust and is currently the only servicer under the Pooling and Servicing Agreement with respect to the receivables. During the reporting period, Discover Bank outsourced certain servicing functions to its affiliate, DPI. DPI contracted with BancTec, Inc., as third-party service provider, for certain check processing and related services. However, Discover Bank is ultimately responsible for the overall servicing function. Discover Bank also acts as calculation agent for the Note Issuance Trust, which is part of the servicing function.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DPI, BancTec, Inc. and U.S. Bank National Association (each, a “Servicing Participant”) has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank, DPI, BancTec, Inc. and U.S. Bank National Association has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the year ended December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of Discover Bank, DPI, BancTec, Inc. and U.S. Bank National Association has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank and DPI has been identified as a servicer during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank and DPI has provided a statement of compliance (each, a “Compliance Statement”) with respect to the servicing activities conducted during the Note Issuance Trust’s year ended December 31, 2016, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

(c)	Not applicable.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2017

Discover Funding LLC
(as Depositor for Discover Card Master Trust I and Discover Card Execution Note Trust and as registrant under Commission File Number 333-205455)

	By:	/s/ Michael F. Rickert
	Name:	Michael F. Rickert
	Title:	Vice President, Chief Financial Officer and Treasurer
(senior officer in charge of securitization)

Discover Bank
(as registrant under Commission File Numbers 333-141703-01, 333-167413-01 and 333-191359-01)

	By:	/s/ Michael F. Rickert
	Name:	Michael F. Rickert
	Title:	Vice President, Chief Financial Officer and Assistant Treasurer
(senior officer in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

3.1	Limited Liability Company Agreement of Discover Funding LLC, dated as of May 18, 2015 (incorporated by reference to Exhibit 3.1 of Discover Funding LLC’s Form SF-3 filed on July 2, 2015).

4.1	Receivables Sale and Contribution Agreement, between Discover Bank and Discover Funding LLC, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.2	Third Amended and Restated Pooling and Servicing Agreement, among Discover Bank as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.1	Amended and Restated Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.2	Collateral Certificate Transfer Agreement between Discover Bank, as Depositor, and Discover Card Execution Note Trust dated as of July 26, 2007 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

4.4	Amended and Restated Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.5	Second Amended and Restated Indenture Supplement between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.6	Amended and Restated Trust Agreement between Wilmington Trust Company, as Owner Trustee, and Discover Funding LLC, as Beneficiary (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.7.1	Class A(2007-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 4, 2007 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 9, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.2	Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 31, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 31, 2008 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.3	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.4	Omnibus Amendment to Indenture Supplement and Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.5	Class D(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.6	Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.7	Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 27, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 27, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.8	Third Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.9	Class A(2010-D) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 23, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 23, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.10	Class A(2010-E) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 21, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 22, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.11	Class A(2011-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2011 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.12	Class A(2011-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 11, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 15, 2011 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.13	Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 15, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 15, 2011).

4.7.14	Class A(2012-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 29, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 29, 2012).

4.7.15	Second Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2012).

4.7.16	Class A(2012-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 13, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 12, 2012).

4.7.17	Class A(2012-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 7, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 6, 2012).

4.7.18	Class A(2013-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 13, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 12, 2013).

4.7.19	Class A(2013-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 23, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 22, 2013).

4.7.20	Third Amendment to Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 30, 2013).

4.7.21	Class A(2013-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 29, 2013 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 28, 2013).

4.7.22	Class A(2014-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 27, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 24, 2014).

4.7.23	Class A(2014-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 11, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 10, 2014).

4.7.24	Class B(2014-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2014).

4.7.25	Class C(2014-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2014 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2014).

4.7.26	Class A(2014-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 5, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 2, 2014).

4.7.27	Class A(2014-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 5, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 4, 2014).

4.7.28	Class A(2014-5) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 16, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 16, 2014).

4.7.29	Class B(2014-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 9, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 9, 2014).

4.7.30	Class C(2014-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 9, 2014 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 9, 2014).

4.7.31	Class A(2015-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 26, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 27, 2015).

4.7.32	Class A(2015-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 29, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 29, 2015).

4.7.33	Class A(2015-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 19, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 22, 2015).

4.7.34	Class B(2015-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 14, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 14, 2015).

4.7.35	Class A(2015-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 7, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 7, 2015).

4.7.36	Class B(2015-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 15, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 15, 2015).

4.7.37	Class C(2015-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 15, 2015 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 15, 2015).

4.7.38	Class A(2015-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 5, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 6, 2015).

4.7.39	Class A(2016-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 29, 2016).

4.7.40	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 24, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 24, 2016).

4.7.41	Class A(2016-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 19, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 19, 2016).

4.7.42	Class A(2016-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 19, 2016 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 19, 2016).

4.7.43	Class C(2016-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 26, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 26, 2016).

4.7.44	Class A(2016-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 21, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 21, 2016).

4.7.45	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 26, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 26, 2016).

4.7.46	Class A(2017-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.7.47	Class A(2017-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.8.1	Class A(2017-1) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.8.2	Class A(2017-2) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

10.1	Amended and Restated Master Services Agreement between Discover Financial Services, Discover Bank, DB Servicing Corporation, Discover Products Inc. and other affiliated entities party thereto, dated as of July 15, 2015 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 25, 2015).

10.1(a)	Third Amended and Restated Services Addendum, between Discover Products Inc. and Discover Bank, dated as of January 1, 2015 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 7, 2015).[1]

10.2	Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank National Association, as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

10.3	Asset Representations Review Agreement among Discover Bank, Discover Card Execution Note Trust and FTI Consulting, Inc., dated as of January 7, 2016 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 12, 2016).

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification) from Discover Funding LLC and Discover Bank.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended December 31, 2016.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended December 31, 2016.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BancTec, Inc. for the year ended December 31, 2016.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2016.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended December 31, 2016.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended December 31, 2016.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of BancTec, Inc. for the year ended December 31, 2016.

34.4	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2016.

35.1	Servicer Compliance Statement of Discover Bank for the year ended December 31, 2016.

35.2	Servicer Compliance Statement of Discover Products Inc. for the year ended December 31, 2016.

[1]	Confidential treatment granted for portions of this Exhibit.