Form 10-K
period 2017-12-31
Discover Card Execution Note Trust; DISCOVER CARD MASTER TRUST I; Discover Funding LLC
filed 2018-03-22
CIK 1407200, 894329, 1645731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Documents incorporated by reference: None.

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

Discover Bank has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and our exposure to, litigation, but there can be no assurance that Discover Bank will continue to be successful in enforcing its arbitration clause in the future. Legal and regulatory challenges and prohibitions may also cause Discover Bank to discontinue use of such clauses. From time to time, Discover Bank and/or one or more of its affiliates is involved in pending legal actions challenging its arbitration clause. Bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the Dodd-Frank Act authorized the CFPB to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. On July 10, 2017, the CFPB issued a final arbitration rule (the “Arbitration Rule”) that would (i) effectively ban consumer financial companies from including class actions waivers in arbitration clauses, and (ii) require records of arbitrations to be provided to the CFPB for publication on its website. On July 25, 2017, the U.S. House of Representatives passed a resolution which provides for Congressional disapproval of the Arbitration Rule under the Congressional Review Act. On October 24, 2017, the U.S. Senate followed the House of Representatives and passed a resolution of disapproval. On November 1, 2017, the President signed the resolution into law. Consequently, the Arbitration Rule is blocked from taking effect and cannot be reissued in substantially the same form, nor can a new rule that is substantially similar be issued unless specifically authorized by a law enacted after the date of the resolution of disapproval. On November 22, 2017, the CFPB published a notice in the Federal Register removing the Arbitration Rule from the Code of Federal Regulations.

Discover Bank and its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental regulatory and enforcement agencies regarding its business, including, among other matters, accounting, tax and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings or other relief, which could materially impact Discover Bank’s financial results, increase its cost of operations, require a change in business activities and product offerings or limit its ability to execute its business strategies and engage in certain business activities.

On June 13, 2014, Discover Bank entered into a Consent Order with the FDIC to resolve previously disclosed matters related to the FDIC’s examination of Discover Bank’s anti-money laundering and related compliance programs. In the Consent Order, Discover Bank agreed to, among other things, enhance its anti-money laundering and related compliance programs. The order does not include civil money penalties but does cause Discover Bank to incur significant expenses. On May 26, 2015, the Federal Reserve and Discover Financial Services entered into a supervisory action requiring enhancements to the Company’s enterprise-wide anti-money laundering and related compliance programs. On August 30, 2017, Discover Bank received notice from the FDIC that the June 13, 2014 Consent Order related to the Bank’s anti-money laundering and related compliance programs has been terminated. The termination was issued with no conditions.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

Discover Bank acts as master servicer for the Master Trust and is currently the only servicer under the Pooling and Servicing Agreement with respect to the receivables. During the reporting period, Discover Bank outsourced certain servicing functions to its affiliate, DPI. While DPI has contracted with third-party service providers for certain services, Discover Bank is ultimately responsible for the overall servicing function. Discover Bank also acts as calculation agent for the Note Issuance Trust, which is part of the servicing function.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DPI and U.S. Bank National Association (each, a “Servicing Participant”) has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank, DPI, and U.S. Bank National Association has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the year ended December 31, 2017, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of Discover Bank, DPI, and U.S. Bank National Association has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank and DPI has been identified as a servicer during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank and DPI has provided a statement of compliance (each, a “Compliance Statement”) with respect to the servicing activities conducted during the Note Issuance Trust’s year ended December 31, 2017, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)	Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed below and either included or incorporated by reference as indicated:

EXHIBIT	DESCRIPTION

3.1	Limited Liability Company Agreement of Discover Funding LLC, dated as of May 18, 2015 (incorporated by reference to Exhibit 3.1 of Discover Funding LLC’s Form SF-3 filed on July 2, 2015).

4.1	Receivables Sale and Contribution Agreement, between Discover Bank and Discover Funding LLC, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.2	Third Amended and Restated Pooling and Servicing Agreement, among Discover Bank as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.1	Amended and Restated Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.2	Collateral Certificate Transfer Agreement between Discover Bank, as Depositor, and Discover Card Execution Note Trust dated as of July 26, 2007 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

4.4	Amended and Restated Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.5	Second Amended and Restated Indenture Supplement between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.6	Amended and Restated Trust Agreement between Wilmington Trust Company, as Owner Trustee, and Discover Funding LLC, as Beneficiary (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.7.1	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.2	Omnibus Amendment to Indenture Supplement and Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.3	Class D(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.4	Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.5	Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 27, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 27, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.6	Third Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.7	Class A(2010-D) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 23, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 23, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.8	Class A(2010-E) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 21, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 22, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.9	Class A(2011-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2011 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.10	Class A(2011-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 11, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 15, 2011 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.11	Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 15, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 15, 2011).

4.7.12	Class A(2012-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 29, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 29, 2012).

4.7.13	Second Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2012).

4.7.14	Class A(2012-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 7, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 6, 2012).

4.7.15	Class A(2013-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 23, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 22, 2013).

4.7.16	Third Amendment to Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 30, 2013).

4.7.17	Class A(2013-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 29, 2013 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 28, 2013).

4.7.18	Class A(2014-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 27, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 24, 2014).

4.7.19	Class A(2014-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 5, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 4, 2014).

4.7.20	Class A(2015-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 29, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 29, 2015).

4.7.21	Class A(2015-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 19, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 22, 2015).

4.7.22	Class B(2015-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 14, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 14, 2015).

4.7.23	Class A(2015-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 7, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 7, 2015).

4.7.24	Class B(2015-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 15, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 15, 2015).

4.7.25	Class C(2015-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 15, 2015 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 15, 2015).

4.7.26	Class A(2015-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 5, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 6, 2015).

4.7.27	Class A(2016-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 29, 2016).

4.7.28	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 24, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 24, 2016).

4.7.29	Class A(2016-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 19, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 19, 2016).

4.7.30	Class A(2016-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 19, 2016 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 19, 2016).

4.7.31	Class C(2016-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 26, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 26, 2016).

4.7.32	Class A(2016-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 21, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 21, 2016).

4.7.33	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 26, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 26, 2016).

4.7.34	Class A(2017-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.7.35	Class A(2017-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.7.36	Class A(2017-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.7.37	Class A(2017-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.7.38	Class B(2017-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 31, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 31, 2017).

4.7.39	Class C(2017-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 31, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 31, 2017).

4.7.40	Class A(2017-5) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 30, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 5, 2017).

4.7.41	Class A(2017-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 14, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 14, 2017).

4.7.42	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 27, 2017).

4.7.43	Class A(2017-7) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 10, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 11, 2017).

4.7.44	Class B(2017-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 7, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 7, 2017).

4.7.45	Class C(2017-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 7, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 7, 2017).

4.7.46	Class A(2018-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.7.47	Class A(2018-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.8.1	Class A(2017-1) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.8.2	Class A(2017-2) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.8.3	Class A(2017-3) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.8.4	Class A(2017-4) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.8.5	Class A(2017-5) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of June 30, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 5, 2017).

4.8.6	Class A(2017-6) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of August 14, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 14, 2017).

4.8.7	Class A(2017-7) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of October 10, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 11, 2017).

4.8.8	Class A(2018-1) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.8.9	Class A(2018-2) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

10.1	Second Amended and Restated Master Services Agreement between Discover Financial Services, Discover Bank and other affiliated entities party thereto, dated as of March 15, 2018 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 21, 2018).

10.1(a)	Third Amended and Restated Services Addendum, between Discover Products Inc. and Discover Bank, dated as of January 1, 2015 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 7, 2015).[1]

10.2	Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank National Association, as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

10.3	Asset Representations Review Agreement among Discover Bank, Discover Card Execution Note Trust and FTI Consulting, Inc., dated as of January 7, 2016 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 12, 2016).

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification) from Discover Funding LLC and Discover Bank.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended December 31, 2017.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended December 31, 2017.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2017.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended December 31, 2017.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended December 31, 2017.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2017.

35.1	Servicer Compliance Statement of Discover Bank for the year ended December 31, 2017.

35.2	Servicer Compliance Statement of Discover Products Inc. for the year ended December 31, 2017.

(b)	See Item 15(a)(3) above for a list of exhibits filed in response to Item 601 of Regulation S-K.

(c)	Not applicable.

Item 16. Form 10–K Summary.

Not applicable.

[1]	Confidential treatment granted for portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2018

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