Form 10-K
period 2018-12-31
Discover Card Execution Note Trust; DISCOVER CARD MASTER TRUST I; Discover Funding LLC
filed 2019-03-21
CIK 1407200, 894329, 1645731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

DISCOVER CARD EXECUTION NOTE TRUST

(Exact name of issuing entity in respect of the notes as specified in its charter)

Commission File Numbers of issuing entity in respect of the notes:

333-141703-02, 333-167413, 333-191359, 333-205455-01, 333-228025-02

Central Index Key Number of issuing entity in respect of the notes: 0001407200

DISCOVER CARD MASTER TRUST I

(Exact name of issuing entity in respect of the Series 2007-CC Collateral Certificate as specified in its charter)

Commission File Numbers of issuing entity in respect of the Series 2007-CC Collateral Certificate:

000-23108, 333-141703, 333-167413-02, 333-191359-02, 333-205455-02, 333-228025-01

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

333-205455, 333-228025

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above. Previously, U.S. Bank disclosed that the most substantial case was: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and a companion class action case involving additional trusts (collectively, the “BlackRock cases”). Some of the trusts implicated in the aforementioned BlackRock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DPI and U.S. Bank National Association (each, a “Servicing Participant”) has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank, DPI, and U.S. Bank National Association has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the year ended December 31, 2018, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of Discover Bank, DPI, and U.S. Bank National Association has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank and DPI has been identified as a servicer during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank and DPI has provided a statement of compliance (each, a “Compliance Statement”) with respect to the servicing activities conducted during the Note Issuance Trust’s year ended December 31, 2018, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)	Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed below and either included or incorporated by reference as indicated:

EXHIBIT	DESCRIPTION

3.1	Limited Liability Company Agreement of Discover Funding LLC, dated as of May 18, 2015 (incorporated by reference to Exhibit 3.1 of Discover Funding LLC’s Form SF-3 filed on July 2, 2015).

4.1	Receivables Sale and Contribution Agreement, between Discover Bank and Discover Funding LLC, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.2	Third Amended and Restated Pooling and Servicing Agreement, among Discover Bank as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.1	Amended and Restated Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.2	Collateral Certificate Transfer Agreement between Discover Bank, as Depositor, and Discover Card Execution Note Trust dated as of July 26, 2007 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

4.4	Amended and Restated Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.5	Second Amended and Restated Indenture Supplement between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.6	Amended and Restated Trust Agreement between Wilmington Trust Company, as Owner Trustee, and Discover Funding LLC, as Beneficiary (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.7.1	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.2	Omnibus Amendment to Indenture Supplement and Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.3	Class D(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.4	Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.5	Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 27, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 27, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.6	Third Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.7	Class A(2010-D) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 23, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 23, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.8	Class A(2010-E) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 21, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 22, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.9	Class A(2011-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2011 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.10	Class A(2011-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 11, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 15, 2011 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.11	Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 15, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 15, 2011).

4.7.12	Class A(2012-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 29, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 29, 2012).

4.7.13	Second Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2012).

4.7.14	Class A(2012-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 7, 2012 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 6, 2012).

4.7.15	Third Amendment to Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 30, 2013).

4.7.16	Class A(2014-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 5, 2014 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 4, 2014).

4.7.17	Class A(2015-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 29, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 29, 2015).

4.7.18	Class A(2015-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 19, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 22, 2015).

4.7.19	Class A(2015-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 5, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 6, 2015).

4.7.20	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 24, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 24, 2016).

4.7.21	Class A(2016-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 19, 2016 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 19, 2016).

4.7.22	Class C(2016-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 26, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 26, 2016).

4.7.23	Class A(2016-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 21, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 21, 2016).

4.7.24	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 26, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 26, 2016).

4.7.25	Class A(2017-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.7.26	Class A(2017-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.7.27	Class A(2017-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.7.28	Class A(2017-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.7.29	Class B(2017-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 31, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 31, 2017).

4.7.30	Class C(2017-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 31, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 31, 2017).

4.7.31	Class A(2017-5) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 30, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 5, 2017).

4.7.32	Class A(2017-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 14, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 14, 2017).

4.7.33	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 27, 2017).

4.7.34	Class A(2017-7) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 10, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 11, 2017).

4.7.35	Class B(2017-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 7, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 7, 2017).

4.7.36	Class C(2017-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 7, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 7, 2017).

4.7.37	Class A(2018-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.7.38	Class A(2018-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.7.39	Class A(2018-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 26, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 27, 2018).

4.7.40	Class A(2018-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 31, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 31, 2018).

4.7.41	Class B(2018-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 30, 2018).

4.7.42	Class B(2018-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2018).

4.7.43	Class C(2018-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2018).

4.7.44	Class A(2018-5) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 11, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 12, 2018).

4.7.45	Class A(2018-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 11, 2018 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 12, 2018).

4.7.46	Class A(2019-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 1, 2019 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 4, 2019).

4.8.1	Class A(2017-1) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.8.2	Class A(2017-2) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.8.3	Class A(2017-3) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.8.4	Class A(2017-4) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.8.5	Class A(2017-5) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of June 30, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 5, 2017).

4.8.6	Class A(2017-6) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of August 14, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 14, 2017).

4.8.7	Class A(2017-7) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of October 10, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 11, 2017).

4.8.8	Class A(2018-1) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.8.9	Class A(2018-2) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.8.10	Class A(2018-3) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of June 26, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 27, 2018).

4.8.11	Class A(2018-4) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of July 31, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 31, 2018).

4.8.12	Class A(2018-5) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of October 11, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 12, 2018).

4.8.13	Class A(2018-6) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of October 11, 2018 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 12, 2018).

4.8.14	Class A(2019-1) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of February 1, 2019 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 4, 2019).

10.1	Second Amended and Restated Master Services Agreement between Discover Financial Services, Discover Bank and other affiliated entities party thereto, dated as of March 15, 2018 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 21, 2018).

10.1(a)	Third Amended and Restated Services Addendum, between Discover Products Inc. and Discover Bank, dated as of January 1, 2015 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 7, 2015).[1]

10.1(b)	First Amendment to Third Amended and Restated Services Addendum, between Discover Products Inc. and Discover Bank, dated as of July 16, 2018 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 16, 2018).

10.2	Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank National Association, as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

10.3	Asset Representations Review Agreement among Discover Bank, Discover Card Execution Note Trust and FTI Consulting, Inc., dated as of January 7, 2016 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 12, 2016).

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification) from Discover Funding LLC and Discover Bank.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended December 31, 2018.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended December 31, 2018.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2018.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended December 31, 2018.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended December 31, 2018.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2018.

35.1	Servicer Compliance Statement of Discover Bank for the year ended December 31, 2018.

35.2	Servicer Compliance Statement of Discover Products Inc. for the year ended December 31, 2018.

(b)	See Item 15(a)(3) above for a list of exhibits filed in response to Item 601 of Regulation S-K.

(c)	Not applicable.

Item 16. Form 10–K Summary.

Not applicable.

[1]	Confidential treatment granted for portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2019

Discover Funding LLC (as Depositor for Discover Card Master Trust I and Discover Card Execution Note Trust and as registrant under Commission File Numbers 333-205455 and 333-228025)

By:	/s/ Patricia S. Hall
Name:	Patricia S. Hall
Title:	Vice President, Chief Financial Officer and Treasurer
(senior officer in charge of securitization)

Discover Bank (as registrant under Commission File Numbers 333-141703-01, 333-167413-01 and 333-191359-01)

By:	/s/ Patricia S. Hall
Name:	Patricia S. Hall
Title:	Vice President, Chief Financial Officer and Assistant Treasurer (senior officer in charge of securitization)