Form 10-K
period 2019-12-31
Discover Card Execution Note Trust; DISCOVER CARD MASTER TRUST I; Discover Funding LLC
filed 2020-03-24
CIK 1407200, 894329, 1645731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On July 22, 2015, Discover Bank, The Student Loan Corporation and Discover Products Inc. (“DPI”) agreed to a consent order with the CFPB resolving the CFPB’s investigation into certain student loan servicing practices. As required by the consent order, on October 19, 2015, Discover Bank, the Student Loan Corporation and DPI submitted to the CFPB a redress plan and a compliance plan designed to ensure that they provide redress and otherwise comply with the terms of the order. The CFPB is currently investigating Discover Bank’s compliance with the order and certain student loan servicing practices. Discover Bank is cooperating with the CFPB in connection with the investigation. Discover Bank is enhancing the compliance plan submitted to the CFPB in 2015. The investigation could lead to a supervisory action, which may result in legal fees, penalties, fines and remediation expenses, and could require Discover Bank to change certain business practices.

U.S. Bank National Association

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

U.S. Bank intends to continue to defend this lawsuit vigorously.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DPI and U.S. Bank National Association (each, a “Servicing Participant”) has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank, DPI, and U.S. Bank National Association has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the year ended December 31, 2019, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of Discover Bank, DPI, and U.S. Bank National Association has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank and DPI has been identified as a servicer during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank and DPI has provided a statement of compliance (each, a “Compliance Statement”) with respect to the servicing activities conducted during the Note Issuance Trust’s year ended December 31, 2019, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)	Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed below and either included or incorporated by reference as indicated:

EXHIBIT	DESCRIPTION

3.1	Limited Liability Company Agreement of Discover Funding LLC, dated as of May 18, 2015 (incorporated by reference to Exhibit 3.1 of Discover Funding LLC’s Form SF-3 filed on July 2, 2015).

4.1	Receivables Sale and Contribution Agreement, between Discover Bank and Discover Funding LLC, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.2	Third Amended and Restated Pooling and Servicing Agreement, among Discover Bank as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.1	Amended and Restated Series Supplement for Series 2007-CC between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.2	Collateral Certificate Transfer Agreement between Discover Bank, as Depositor, and Discover Card Execution Note Trust dated as of July 26, 2007 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

4.4	Amended and Restated Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.5	Second Amended and Restated Indenture Supplement between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.6	Amended and Restated Trust Agreement between Wilmington Trust Company, as Owner Trustee, and Discover Funding LLC, as Beneficiary (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.7.1	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.2	Omnibus Amendment to Indenture Supplement and Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.3	Class D(2009-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.4	Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.5	Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 27, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 27, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.6	Third Omnibus Amendment to Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.7	Class A(2010-D) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 23, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 23, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.8	Class A(2011-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2011 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.9	Class A(2011-B) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 11, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 15, 2011 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.10	Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 15, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 15, 2011).

4.7.11	Class A(2012-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 29, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 29, 2012).

4.7.12	Second Amendment to Class A(2010-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 30, 2012).

4.7.13	Third Amendment to Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 30, 2013).

4.7.14	Class A(2015-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 29, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 29, 2015).

4.7.15	Class A(2015-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 19, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 22, 2015).

4.7.16	Class A(2015-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 5, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 6, 2015).

4.7.17	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 24, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 24, 2016).

4.7.18	Class A(2016-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 19, 2016 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 19, 2016).

4.7.19	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 26, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 26, 2016).

4.7.20	Class A(2017-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.7.21	Class A(2017-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.7.22	Class A(2017-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.7.23	Class A(2017-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.7.24	Class B(2017-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 31, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 31, 2017).

4.7.25	Class C(2017-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 31, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 31, 2017).

4.7.26	Class A(2017-5) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 30, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 5, 2017).

4.7.27	Class A(2017-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 14, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 14, 2017).

4.7.28	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 27, 2017).

4.7.29	Class A(2017-7) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 10, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 11, 2017).

4.7.30	Class B(2017-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 7, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 7, 2017).

4.7.31	Class C(2017-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 7, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 7, 2017).

4.7.32	Class A(2018-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.7.33	Class A(2018-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.7.34	Class A(2018-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 26, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 27, 2018).

4.7.35	Class A(2018-4) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 31, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 31, 2018).

4.7.36	Class B(2018-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 30, 2018).

4.7.37	Class B(2018-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2018).

4.7.38	Class C(2018-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2018)

4.7.39	Class A(2018-5) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 11, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 12, 2018).

4.7.40	Class A(2018-6) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 11, 2018 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 12, 2018).

4.7.41	Class A(2019-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 1, 2019 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 4, 2019).

4.7.42	Class A(2019-A) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 25, 2019 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 28, 2019).

4.7.43	Class A(2019-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 30, 2019 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 31, 2019).

4.7.44	Class C(2019-1) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 27, 2019 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 28, 2019).

4.7.45	Amendment No. 1 to Master Indenture and Amendment No. 1 to Second Amended and Restated Indenture Supplement between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 27, 2019 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 28, 2019 (No. 033-54804, 000-23108, 333-141703-02 and 333-205455)).

4.7.46	Omnibus Amendment to Specified Terms Documents between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 27, 2019 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 28, 2019 (No. 033-54804, 000-23108, 333-141703-02 and 333-205455)).

4.7.47	Class A(2019-3) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 31, 2019 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 1, 2019).

4.8.1	Class A(2017-1) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.8.2	Class A(2017-2) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of January 20, 2017 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 23, 2017).

4.8.3	Class A(2017-3) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.8.4	Class A(2017-4) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.8.5	Class A(2017-5) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of June 30, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 5, 2017).

4.8.6	Class A(2017-6) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of August 14, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 14, 2017).

4.8.7	Class A(2017-7) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of October 10, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 11, 2017).

4.8.8	Class A(2018-1) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.8.9	Class A(2018-2) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.8.10	Class A(2018-3) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of June 26, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 27, 2018).

4.8.11	Class A(2018-4) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of July 31, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 31, 2018).

4.8.12	Class A(2018-5) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of October 11, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 12, 2018).

4.8.13	Class A(2018-6) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of October 11, 2018 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 12, 2018).

4.8.14	Class A(2019-1) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of February 1, 2019 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 4, 2019).

4.8.15	Class A(2019-2) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of July 30, 2019 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 31, 2019).

4.8.16	Class A(2019-3) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of October 31, 2019 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 1, 2019).

10.1	Second Amended and Restated Master Services Agreement between Discover Financial Services, Discover Bank and other affiliated entities party thereto, dated as of March 15, 2018 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 21, 2018).

10.1(a)	Third Amended and Restated Services Addendum, between Discover Products Inc. and Discover Bank, dated as of January 1, 2015 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 7, 2015).[1]

10.1(b)	First Amendment to Third Amended and Restated Services Addendum, between Discover Products Inc. and Discover Bank, dated as of July 16, 2018 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 16, 2018).

10.2	Fourth Amended and Restated Services Addendum between Discover Products Inc. and Discover Bank, dated as of November 1, 2019 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 13, 2019).

10.3	Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank National Association, as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

10.4	Asset Representations Review Agreement among Discover Bank, Discover Card Execution Note Trust and FTI Consulting, Inc., dated as of January 7, 2016 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 12, 2016).

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification) from Discover Funding LLC and Discover Bank.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended December 31, 2019.

[1]	Confidential treatment granted for portions of this Exhibit.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended December 31, 2019.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2019.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended December 31, 2019.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended December 31, 2019.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2019.

35.1	Servicer Compliance Statement of Discover Bank for the year ended December 31, 2019.

35.2	Servicer Compliance Statement of Discover Products Inc. for the year ended December 31, 2019.

(b)	See Item 15(a)(3) above for a list of exhibits filed in response to Item 601 of Regulation S-K.

(c)	Not applicable.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2020

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