Form 10-K
period 2021-12-31
Discover Card Execution Note Trust; Discover Funding LLC; DISCOVER CARD MASTER TRUST I
filed 2022-03-23
CIK 1407200, 1645731, 894329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

DISCOVER CARD EXECUTION NOTE TRUST

(Exact name of issuing entity in respect of the notes as specified in its charter)

Commission File Numbers of issuing entity in respect of the notes:

333-141703-02, 333-167413, 333-191359, 333-205455-01, 333-228025-02, 333-260957

Central Index Key Number of issuing entity in respect of the notes: 0001407200

DISCOVER CARD MASTER TRUST I

(Exact name of issuing entity in respect of the Series 2007-CC Collateral Certificate as specified in its charter)

Commission File Numbers of issuing entity in respect of the Series 2007-CC Collateral Certificate:

000-23108, 333-141703, 333-167413-02, 333-191359-02, 333-205455-02, 333-228025-01, 333-260957-02

Central Index Key Number of issuing entity in respect of the Series 2007-CC Collateral Certificate: 0000894329

DISCOVER BANK

(Exact name of sponsor as specified in its charter)

Commission File Numbers of sponsor:

033-54804, 333-141703-01, 333-167413-01, 333-191359-01

Central Index Key Number of sponsor: 0000894327

DISCOVER FUNDING LLC

(Exact name of depositor as specified in its charter)

Commission File Number of depositor:

333-205455, 333-228025, 333-260957-01

Central Index Key Number of depositor: 0001645731

Delaware	51-0020270
(State of organization)	(I.R.S. Employer Identification No. of the sponsor)

47-4047337
(I.R.S. Employer Identification No. of the depositor)

800 Prides Crossing, Suite 100 Newark, Delaware	19713
(Address of principal executive offices)	(Zip Code)

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

Discover Bank1

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

[1]	Discover Bank to update.

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

On July 22, 2015, Discover Bank, The Student Loan Corporation (“SLC”) and Discover Products Inc. (“DPI”) agreed to a consent order with the Consumer Financial Protection Bureau (“CFPB”) resolving the CFPB’s investigation into certain student loan servicing practices (the “2015 Order”). The 2015 Order expired in July 2020. On December 22, 2020, Discover Bank, SLC and DPI agreed to a consent order (the “2020 Order”) with the CFPB resolving the agency’s investigation into Discover Bank’s compliance with the 2015 Order. In connection with the 2020 order, Discover is required to implement a redress and compliance plan and must pay at least $10 million in consumer redress to consumers who may have been harmed and paid a $25 million civil money penalty to the CFPB.

U.S. Bank National Association

U.S. Bank National Association, a national banking association (“U.S. Bank N.A.”), which acts as indenture trustee for the note issuance trust, also acts as trustee for the master trust and as registrar and paying agent under the Pooling and Servicing Agreement and the series supplement for Series 2007-CC and the other series of master trust certificates, if any.

U.S. Bank N.A. has made a strategic decision to reposition its corporate trust business by transferring substantially all of its corporate trust business to its affiliate, U.S. Bank Trust Company, National Association (“U.S. Bank Trust Co.”), a non-depository trust company. (U.S. Bank N.A. and U.S. Bank Trust Co. are collectively referred to herein as “U.S. Bank.”). Upon U.S. Bank Trust Co.’s succession to the business of U.S. Bank N.A., it has become a wholly owned subsidiary of U.S. Bank N.A. U.S. Bank will continue to act as Indenture Trustee pursuant to the indenture and indenture supplement and as Trustee pursuant to the Pooling and Servicing Agreement and Series 2007-CC Series Supplement until the conditions precedent to the transfer of U.S. Bank N.A.’s roles to U.S. Bank Trust Co. have been satisfied. After such transfer, the Indenture Trustee will maintain the accounts of the issuing entity in the name of the Indenture Trustee at U.S. Bank N.A., and the Indenture Trustee will administer the indenture and the indenture supplement and the Trustee will administer the Pooling and Servicing Agreement and the Series 2007-CC Series Supplement from the same location and using the same systems and employees as U.S. Bank has for this transaction and prior transactions of Discover Funding LLC.

U.S. Bancorp, with total assets exceeding $567 billion as of September 30, 2021, is the parent company of U.S. Bank N.A., the fifth largest commercial bank in the United States. As of September 30, 2021, U.S. Bancorp operated over 2,200 branch offices in 26 states. A network of specialized U.S. Bancorp offices across the nation provides a comprehensive line of banking, brokerage, insurance, investment, mortgage, trust and payment services products to consumers, businesses, and institutions.

U.S. Bank has one of the largest corporate trust businesses in the country with office locations in 48 domestic and 2 international cities. The Pooling and Servicing Agreement and the indenture will be administered from U.S. Bank’s corporate trust office located at 190 South LaSalle Street, Chicago, Illinois 60603.

U.S. Bank has provided corporate trust services since 1924. As of September 30, 2021, U.S. Bank was acting as trustee with respect to over 115,000 issuances of securities with an aggregate outstanding principal balance of over $5.1 trillion. This portfolio includes corporate and municipal bonds, mortgage-backed and asset-backed securities and collateralized debt obligations.

As trustee, paying agent, and registrar with respect to the master trust, U.S. Bank will make each certificateholders’ monthly statement available to the certificateholders and noteholders via the master trust trustee’s internet website at https://pivot.usbank.com. Noteholders with questions may direct them to the indenture trustee’s bondholder services group at (800) 934-6802.

As of September 30, 2021, U.S. Bank (and its affiliate U.S. Bank Trust National Association) was acting as indenture trustee, registrar and paying agent on 52 issuances of credit card receivables-backed securities with an outstanding aggregate principal balance of approximately $28,505,300,000.

U.S. Bank N.A. and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage-backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank N.A. and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank N.A. cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank N.A. in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank N.A. concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank N.A. has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank N.A. denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DPI and U.S. Bank National Association (each, a “Servicing Participant”) has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank, DPI, and U.S. Bank National Association has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the year ended December 31, 2021, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of Discover Bank, DPI, and U.S. Bank National Association has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank and DPI has been identified as a servicer during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank and DPI has provided a statement of compliance (each, a “Compliance Statement”) with respect to the servicing activities conducted during the Note Issuance Trust’s year ended December 31, 2021, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of documents filed as part of this Report

(1)	Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed below and either included or incorporated by reference as indicated:

EXHIBIT	DESCRIPTION

3.1	Limited Liability Company Agreement of Discover Funding LLC, dated as of May 18, 2015 (incorporated by reference to Exhibit 3.1 to Discover Funding LLC’s Form SF-3 filed on December 9, 2015).

4.1	Receivables Sale and Contribution Agreement, between Discover Bank and Discover Funding LLC, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.2	Third Amended and Restated Pooling and Servicing Agreement, among Discover Bank as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.1	Amended and Restated Series Supplement for Series 2007-CC, between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.2	Collateral Certificate of Transfer Agreement, between Discover Bank, as Depositor, and Discover Card Execution Note Trust, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

4.4	Amended and Restated Indenture, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.5	Second Amended and Restated Indenture Supplement for the DiscoverSeries Notes, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.6	Amended and Restated Trust Agreement, between Wilmington Trust Company, as Owner Trustee, and Discover Funding LLC, as Beneficiary, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.7.1	Class A (2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.2	Omnibus Amendment to Indenture Supplement and Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.3	Class D (2009-1) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.4	Omnibus Amendment to Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.5	Third Omnibus Amendment to Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.6	Class A (2010-D) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 23, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 23, 2010 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.7	Class A (2011-A) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2011 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.8	Third Amendment to Class A(2008-C) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 30, 2013 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.9	Class A (2015-A) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 19, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 22, 2015 (No. 033-54804, 000-23108 and 333-141703-02)).

4.7.10	Omnibus Amendment to Specified Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 24, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 24, 2016).

4.7.11	Omnibus Amendment to Specified Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 26, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 26, 2016).

4.7.12	Class A (2017-4) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.7.13	Class A (2017-5) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 30, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 5, 2017).

4.7.14	Omnibus Amendment to Specified Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 27, 2017).

4.7.15	Class A (2017-7) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 10, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 11, 2017).

4.7.16	Class A (2018-1) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.7.17	Class A (2018-2) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.7.18	Class A (2018-6) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 11, 2018 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 12, 2018).

4.7.19	Class A (2019-A) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 25, 2019 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 28, 2019).

4.7.20	Amendment No. 1 to Master Indenture and Amendment No. 1 to Second Amendment and Restated Indenture Supplement, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 27, 2019 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 28, 2019) (No. 033-54804, 000-23108, 333-141703-02 and 333-205455).

4.7.21	Omnibus Amendment to Specified Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 27, 2019 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 28, 2019) (No. 033-54804, 000-23108, 333-141703-02 and 333-205455).

4.7.22	Class A (2019-3) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 31, 2019 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 1, 2019).

4.7.23	Class A (2021-1) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2021 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2021).

4.7.24	Class A (2021-2) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2021 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2021).

4.7.25	Class A (2022-1) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 22, 2022 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 22, 2022).

4.7.26	Class B (2020-2) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 9, 2020 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 11, 2020).

4.7.27	Class B (2020-3) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 9, 2020 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 11, 2020).

4.7.28	Class B (2020-4) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 9, 2020 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 11, 2020).

4.7.29	Class C (2020-3) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 9, 2020 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 11, 2020).

4.7.30	Class C (2020-4) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 9, 2020 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 11, 2020).

4.7.31	Class C (2020-5) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 9, 2020 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 11, 2020).

4.8.1	Class A (2017-4) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.8.2	Class A (2017-5) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of June 30, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 5, 2017).

4.8.3	Class A (2017-7) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of October 10, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 11, 2017).

4.8.4	Class A (2018-1) Risk Retention Agreement among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.8.5	Class A (2018-2) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of March 14, 2018 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 15, 2018).

4.8.9	Class A (2018-6) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of October 11, 2018 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 12, 2018).

4.8.11	Class A (2019-3) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of October 31, 2019 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 1, 2019).

4.8.12	Class A (2021-1) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of September 27, 2021 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2021).

4.8.13	Class A (2021-2) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of September 27, 2021 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2021).

4.8.14	Class A (2022-1) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of February 22, 2022 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 22, 2022).

10.1	Second Amended and Restated Master Services Agreement, between Discover Financial Services, Discover Bank and other affiliated entities party thereto, dated as of March 15, 2018 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on March 21, 2018).

10.2	Fourth Amended and Restated Services Addendum, between Discover Products Inc. and Discover Bank, dated as of November 1, 2019 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 13, 2019).

10.3	Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank National Association, as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007 (No. 033-54804, 000-23108 and 333-141703-02)).

10.4	Asset Representations Review Agreement among Discover Bank, Discover Card Execution Note Trust and FTI Consulting, Inc., dated as of January 7, 2016 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 12, 2016).

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification) from Discover Funding LLC and Discover Bank.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended December 31, 2021.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended December 31, 2021.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2021.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended December 31, 2021.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended December 31, 2021.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2021.

35.1	Servicer Compliance Statement of Discover Bank for the year ended December 31, 2021.

35.2	Servicer Compliance Statement of Discover Products Inc. for the year ended December 31, 2021.

(b) See Item 15(a)(3) above for a list of exhibits filed in response to Item 601 of Regulation S-K.

(c) Not applicable.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2022

Discover Funding LLC
(as Depositor for Discover Card Master Trust I and Discover Card Execution Note Trust and as registrant under Commission File Numbers 333-205455, 333-228025 and 333-260957-01)

By:	/s/ Patricia S. Hall
Name:	Patricia S. Hall
Title:	Vice President, Chief Financial Officer and Treasurer
(senior officer in charge of securitization)