Form 10-K
period 2024-12-31
Discover Card Execution Note Trust; Discover Funding LLC; DISCOVER CARD MASTER TRUST I
filed 2025-03-21
CIK 1407200, 1645731, 894329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

DISCOVER CARD EXECUTION NOTE TRUST

(Exact name of issuing entity in respect of the notes as specified in its charter)

Commission File Numbers of issuing entity in respect of the notes:

333-141703-02, 333-167413, 333-191359, 333-205455-01, 333-228025-02, 333-260957, 333-283276

Central Index Key Number of issuing entity in respect of the notes: 0001407200

DISCOVER CARD MASTER TRUST I

(Exact name of issuing entity in respect of the Series 2007-CC Collateral Certificate as specified in its charter)

Commission File Numbers of issuing entity in respect of the Series 2007-CC Collateral Certificate:

000-23108, 333-141703, 333-167413-02, 333-191359-02, 333-205455-02, 333-228025-01, 333-260957-02, 333-283276-02

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

333-205455, 333-228025, 333-260957-01, 333-283276-01

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

Discover Bank and its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental regulatory and enforcement agencies regarding its business, including, among other matters, regulatory, accounting, tax and other operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact Discover Bank’s financial results, increase its cost of operations, require a change in business activities and product offerings or limit its ability to execute its business strategies and engage in certain business activities.

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

On September 25, 2023, following the consent of the Board of Directors of Discover Bank, the Federal Deposit Insurance Corporation (the “FDIC”) issued a consent order to Discover Bank (the “2023 Consent Order”). The 2023 Consent Order addressed shortcomings in Discover Bank’s compliance management system for consumer protection laws and related matters. As part of the 2023 Consent Order, Discover Bank agreed to improve its consumer compliance management system and enhance related corporate governance and enterprise risk management practices, and increase the level of Board oversight of such matters. Discover Bank has been working diligently to complete items required by the 2023 Consent Order. This includes having retained third party consultants to conduct independent reviews and the submission of action plans to the FDIC by the required deadlines for review and feedback. The actions completed to date, taken together with actions previously undertaken to improve and enhance its compliance management system and enhance related corporate governance, address multiple consent order objectives, however, many provisions require longer term implementation. Depending on regulatory feedback, the timing of approvals and sustainability periods, necessary work is not likely to be completed until later in 2025.

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

U.S. Bancorp, with total assets exceeding $678 billion as of December 31, 2024, is the parent company of U.S. Bank N.A., the fifth largest commercial bank in the United States. As of December 31, 2024, U.S. Bancorp operated over 2,100 branch offices in 26 states. A network of specialized U.S. Bancorp offices across the nation provides a comprehensive line of banking, brokerage, insurance, investment, mortgage, trust and payment services products to consumers, businesses, and institutions.

U.S. Bank has one of the largest corporate trust businesses in the country with offices in 46 domestic and 3 international locations. The Pooling and Servicing Agreement and the indenture will be administered from U.S. Bank’s corporate trust office located at 190 South LaSalle Street, 7th Floor, Chicago, IL 60603.

U.S. Bank has provided corporate trust services since 1924. As of December 31, 2024, U.S. Bank was acting as trustee with respect to over 153,000 issuances of securities with an aggregate outstanding principal balance of over $6.2 trillion. This portfolio includes corporate and municipal bonds, mortgage-backed and asset-backed securities and collateralized debt obligations.

As trustee, paying agent, and registrar with respect to the master trust, U.S. Bank Trust Co. will make each certificateholders’ monthly statement available to the certificateholders and noteholders via the master trust trustee’s internet website at https://pivot.usbank.com. Noteholders with questions may direct them to the master trust trustee’s bondholder services group at (800) 934-6802.

As of December 31, 2024, U.S. Bank (and its affiliate U.S. Bank Trust National Association) was acting as indenture trustee, registrar and paying agent on 46 issuances of credit card receivables-backed securities with an outstanding aggregate principal balance of approximately $28,185,100,000.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Discover Bank, DPI and U.S. Bank Trust Company, National Association (each, a “Servicing Participant”) has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank, DPI and U.S. Bank Trust Company, National Association has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the year ended December 31, 2024, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of Discover Bank, DPI and U.S. Bank Trust Company, National Association has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to such Servicing Participant described in the related Report on Assessment.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Discover Bank and DPI has been identified as a servicer during the reporting period with respect to the pool assets held by each of the Master Trust and the Note Issuance Trust. Each of Discover Bank and DPI has provided a statement of compliance (each, a “Compliance Statement”) with respect to the servicing activities conducted during the Note Issuance Trust’s year ended December 31, 2024, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)	Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed below and either included or incorporated by reference as indicated:

EXHIBIT	DESCRIPTION

3.1	Limited Liability Company Agreement of Discover Funding LLC, dated as of May 18, 2015 (incorporated by reference to Exhibit 3.1 to Discover Funding LLC’s Form SF-3 filed on December 9, 2015).

4.1	Receivables Sale and Contribution Agreement, between Discover Bank and Discover Funding LLC, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.2	Third Amended and Restated Pooling and Servicing Agreement, among Discover Bank as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.1	Amended and Restated Series Supplement for Series 2007-CC, between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Depositor and U.S. Bank National Association, as Trustee, dated as of December 22, 2015, including the form of collateral certificate (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.3.2	Collateral Certificate Transfer Agreement, between Discover Bank, as Depositor, and Discover Card Execution Note Trust, dated as of July 26, 2007 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

4.3.3	Series Termination Date Extension Agreement, between Discover Bank, as Master Servicer and as Servicer, Discover Funding LLC, as Transferor, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, dated as of January 31, 2023 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2023).

4.4	Amended and Restated Indenture, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.5	Second Amended and Restated Indenture Supplement for the DiscoverSeries Notes, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.5 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.6	Amended and Restated Trust Agreement, between Wilmington Trust Company, as Owner Trustee, and Discover Funding LLC, as Beneficiary, dated as of December 22, 2015 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on December 23, 2015).

4.7.1	Class A(2008-C) Terms Document between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 28, 2008 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 29, 2008).

4.7.2	Omnibus Amendment to Indenture Supplement and Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.7.3	Class D(2009-1) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of July 2, 2009 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 6, 2009).

4.7.4	Omnibus Amendment to Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 13, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 13, 2010).

4.7.5	Third Omnibus Amendment to Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (incorporated by reference to Exhibit 4.6 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 4, 2010).

4.7.6	Class A(2010-D) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of November 23, 2010 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 23, 2010).

4.7.7	Class A(2011-A) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2011).

4.7.8	Third Amendment to Class A(2008-C) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 30, 2013 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 30, 2013).

4.7.9	Class A(2015-A) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 19, 2015 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 22, 2015).

4.7.10	Omnibus Amendment to Specified Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 24, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 24, 2016).

4.7.11	Omnibus Amendment to Specified Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of October 26, 2016 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on October 26, 2016).

4.7.12	Class A(2017-4) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.7.13	Class A(2017-5) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 30, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 5, 2017).

4.7.14	Omnibus Amendment to Specified Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2017 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 27, 2017).

4.7.15	Class A(2019-A) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 25, 2019 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 28, 2019).

4.7.16	Amendment No. 1 to Master Indenture and Amendment No. 1 to Second Amendment and Restated Indenture Supplement, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 27, 2019 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 28, 2019).

4.7.17	Omnibus Amendment to Specified Terms Documents, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of August 27, 2019 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 28, 2019).

4.7.18	Class A(2021-1) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2021 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2021).

4.7.19	Class A(2021-2) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of September 27, 2021 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2021).

4.7.20	Class A(2022-1) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of February 22, 2022 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 22, 2022).

4.7.21	Class A(2022-2) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of May 26, 2022 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 26, 2022).

4.7.22	Class A(2022-3) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Indenture Trustee, dated as of August 9, 2022 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 10, 2022).

4.7.23	Class A(2022-4) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Indenture Trustee, dated as of November 28, 2022 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 29, 2022).

4.7.24	Class B(2023-1) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Indenture Trustee, dated as of January 31, 2023 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2023).

4.7.25	Class C(2023-1) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Indenture Trustee, dated as of January 31, 2023 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 1, 2023).

4.7.26	Class A(2023-1) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Indenture Trustee, dated as of April 11, 2023 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 12, 2023).

4.7.27	Amendment No. 2 to Master Indenture between Discover Card Execution Note Trust, as Issuer, and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of May 31, 2023 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 1, 2023).

4.7.28	Amendment No. 1 to Third Amended and Restated Pooling and Servicing Agreement among Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Transferor, and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 31, 2023 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 1, 2023).

4.7.29	Class A(2023-2) Terms Document, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Indenture Trustee, dated as of June 28, 2023 (incorporated by reference to Exhibit 4.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 29, 2023).

4.8.1	Class A(2017-4) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of April 25, 2017 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 25, 2017).

4.8.2	Class A(2017-5) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of June 30, 2017 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 5, 2017).

4.8.3	Class A(2021-1) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of September 27, 2021 (incorporated by reference to Exhibit 4.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2021).

4.8.4	Class A(2021-2) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of September 27, 2021 (incorporated by reference to Exhibit 4.4 to the Note Issuance Trust’s Current Report on Form 8-K filed on September 28, 2021).

4.8.5	Class A(2022-1) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of February 22, 2022 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 22, 2022).

4.8.6	Class A(2022-2) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of May 26, 2022 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on May 26, 2022).

4.8.7	Class A(2022-3) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of August 9, 2022 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on August 10, 2022).

4.8.8	Class A(2022-4) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of November 28, 2022 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on November 29, 2022).

4.8.9	Class A(2023-1) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of April 11, 2023 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on April 12, 2023).

4.8.10	Class A(2023-2) Risk Retention Agreement, among Discover Card Execution Note Trust, as Issuer, Discover Bank and Discover Funding LLC, dated as of June 28, 2023 (incorporated by reference to Exhibit 4.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on June 29, 2023).

10.1	Fourth Amended and Restated Master Services Agreement, between Discover Financial Services, Discover Bank and other affiliated entities party thereto, dated as of May 9, 2024 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on February 19, 2025).

10.2	Fifth Amended and Restated Services Addendum, between Discover Products Inc. and Discover Bank, dated as of April 3, 2023.

10.3	Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank National Association, as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 27, 2007).

10.4	Amendment No. 1 to Collateral Account Control Agreement, between Discover Card Execution Note Trust, as Grantor, U.S. Bank Trust Company, National Association (as successor U.S. Bank National Association), as Secured Party, and U.S. Bank National Association, as Securities Intermediary, dated as of July 1, 2022 (incorporated by reference to Exhibit 99.2 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 1, 2022).

10.5	Asset Representations Review Agreement among Discover Bank, Discover Card Execution Note Trust and FTI Consulting, Inc., dated as of January 7, 2016 (incorporated by reference to Exhibit 10.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on January 12, 2016).

10.6	Account Control Agreement among, Discover Funding LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary, dated as of July 1, 2022 (incorporated by reference to Exhibit 99.1 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 1, 2022).

10.7	Series 2007-CC Investor Certificate, by Discover Bank and authenticated by U.S. Bank Trust Company, National Association, as Trustee, dated as of July 1, 2022 (incorporated by reference to Exhibit 99.3 to the Note Issuance Trust’s Current Report on Form 8-K filed on July 1, 2022).

31.1	Rule 13a–14(a)/15d–14(a) Certification (Section 302 Certification) from Discover Funding LLC and Discover Bank.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended December 31, 2024.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Products Inc. for the year ended December 31, 2024.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association) for the year ended December 31, 2024.

34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Bank for the year ended December 31, 2024.

34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of Discover Products Inc. for the year ended December 31, 2024.

34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association) for the year ended December 31, 2024.

35.1	Servicer Compliance Statement of Discover Bank for the year ended December 31, 2024.

35.2	Servicer Compliance Statement of Discover Products Inc. for the year ended December 31, 2024.

(b)	See Item 15(a)(3) above for a list of exhibits filed in response to Item 601 of Regulation S-K.

(c)	Not applicable.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2025

Discover Funding LLC

(as Depositor for Discover Card Master Trust I and Discover Card Execution Note Trust and as registrant under Commission File Numbers 333-205455, 333-228025, 333-260957-01 and 333-283276-01)

By:	/s/ Patricia S. Hall
Name:	Patricia S. Hall
Title:	Vice President, Chief Financial Officer and Treasurer
(senior officer in charge of securitization)